Form 10-Q
period 2008-09-30
OMA Enterprises Corp.
filed 2008-11-14
CIK 1438575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-53331

OMA ENTERPRISES, CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0568270

(State of incorporation)	(IRS Employer ID Number)

OMA Enterprises, Corp.
1188 Howe Street
Suite 2605
Vancouver, British Columbia
Canada V6Z 2S8

(Address of principal executive offices)

Tel: 778 786 0258

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

As of November 13, 2008, 20,000,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

OMA ENTERPRISES CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30 AND JUNE 30, 2008

(UNAUDITED)

OMA ENTERPRISES CORP.
(A Development Stage Company)
FINANCIAL STATEMENTS
SEPTEMBER 30 AND JUNE 30, 2008
(UNAUDITED)

OMA ENTERPRISES CORP.
(A Development Stage Company)
BALANCE SHEETS
(UNAUDITED)

	September 30, 2008	June 30, 2008

ASSETS

Current Assets:
Cash and cash equivalents (Note 2)	$31	$484

Total Current Assets	31	484

TOTAL ASSETS	$31	$484

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,000	$3,000
Shareholders’ Loan (Note 3)	7,363	3,545

Total Liabilities	10,363	6,545

Stockholders’ Deficit:
Common stock (Note 4)	2,000	2,000
Deficit accumulated during development stage	(12,332)	(8,061)

Total Stockholders’ Deficit	(10,332)	(6,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31	$484

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

	Three Months Ended September 30, 2008	Three Months Ended June 30, 2008	February 6, 2008 (Inception) through September 30, 2008

Revenue	$—	$—	$—

Expenses:

General and administrative expenses	4,271	4,989	12,332

Total operating expenses	4,271	4,989	12,332

Net (Loss)	$(4,271)	$(4,989)	$(12,332)

Basic and diluted net loss per share	$(0.00021)	$(0.00025)	$(0.00062)

Weighted average number of common shares outstanding	20,000,000	20,000,000	20,000,000

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

	COMMON STOCK

	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED (DEFICIT) DURING DEVELOPMENT STAGE	SHAREHOLDERS’ (DEFICIT)

Balance at inception		$—	$—	$—	$—

Issuance of common stock	20,000,000	2,000		—	2,000

Net (loss) -From inception through March 31, 2008	—	—	—	(3,072)	(3,072)

Balance at March 31, 2008	20,000,000	2,000	—	(3,072)	(1,072)

Net (loss) - Three months ended June 30, 2008	—	—	—	(4,989)	(4,989)

Balance at June 30, 2008	20,000,000	2,000	—	(8,061)	(6,061)

Net (loss) - Three months ended September 30, 2008	—	—	—	(4,271)	(4,271)

Balance at September 30, 2008	20,000,000	$2,000	$—	$(12,332)	$(10,332)

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,332)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Increase in accounts payable and accrued expenses	3,000

Net cash used in operating activities	(9,332)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	2,000
Proceeds from loan from shareholders	7,363

Net Cash Provided by Financing Activities	9,363

Net increase in cash and cash equivalents	31

Cash and cash equivalents at beginning of period	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH
SEPTEMBER 30, 2008
(UNAUDITED)

1 – ORGANIZATION AND BUSINESS

OMA Enterprises Corp (the “Company”), a development stage company, was incorporated in the State of Nevada on February 6, 2008. The Company was formed for the purpose of raising capital, act as a holding company and invest in technology companies primarily in Israel. The Company also plans to engage in any other business activities permitted by law, as designated by the board of directors of the Company. The Company selected a year end of December 31.

The Company is still in the development stage as defined in Financial Accounting Standards Board Statement (FASB) No. 7. All activities of the Company to date relate to its organization, initial funding and share issuance.

2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimate amounts are recognized in the year in which such adjustments are determined.

Income taxes – Future income taxes are recorded using the asset and liability method whereby future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect of future tax assets and liabilities of a change in tax rate is recognized in income in the period that substantive enactment or enactment occurs. To the extent that the company does not consider it to be more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the net future losses. The Company’s net operating loss carry forward is approximately $12,332 which may be used to reduce future taxable income. The net operating loss carry forward will expire in 2028 if not used prior to that time.

Cash and Cash Equivalents – For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Advertising Costs – The Company expenses advertising costs as incurred. The Company has not incurred advertising costs for the period February 6, 2008 through September 30, 2008.

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH
SEPTEMBER 30, 2008
(UNAUDITED)

2 – SIGNIFICANT ACCOUNTING POLICIES CONT’D

Loss per common share – Basic loss per share is calculated using the weighted average number of common shares during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments for this reporting period.

Fair value of Financial Instruments – The carrying value of accrued expenses approximates fair value due to the short period of time to maturity.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standard Board issued SFAS No. 157 “Fair Value Measurement” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Currently this pronouncement has no effect on the financial statements.

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (Fin 48) which provides clarification related to the process associated with accounting for uncertain tax provisions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Currently this pronouncement has no effect on the financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No 159, The Fair Value Option for Financial Assets and Liabilities (SFAS No. 159). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. The Company does not expect SFAS No. 159 to have a material impact on the financial statements.

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH
SEPTEMBER 30, 2008
(UNAUDITED)

3 – RELATED PARTY TRANSACTIONS

As at September 30 and June 30, 2008 amounts totaling $7,363 and $3,545 respectively were due to the shareholders for monies used in establishing the Company’s bank account and to cover operating expenses. These amounts bear no interest and are due on demand.

4 – COMMON AND PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares.
There were no shares issued and outstanding.
The Company is authorized to issue 50,000,000 shares of $0.0001 par value common shares.
There were 20,000,000 shares issued and outstanding at September 30, 2008.

5 – CONCENTRATION OF RISK

The Company maintains cash in deposit accounts in federally insured banks. At times, the balance in the accounts may be in excess of federally insured limits.

6 – COMMITMENTS AND CONTINGENCIES

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH
SEPTEMBER 30, 2008
(UNAUDITED)

6 – COMMITMENTS AND CONTINGENCIES (CONT’D)

Facility Leases

The Company does not lease or own any property.

Employment Agreements

The Company does not have any employment agreements in place.

7 – GOING CONCERN

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes the Company, will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the balance sheet does not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2008 the Company has a deficit accumulated during the development stage of $12,332, used cash from operations of $9,332 since its inception, and has a working capital deficit of $10,332. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies to invest in. However there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “OMA,” Company,” “we,” “our” or “us” refer to OMA Enterprises, Corp. Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form 10, filed with the Securities and Exchange Commission on July 18, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

OMA Enterprises, Corp. is a development stage company which was incorporated on February 6, 2008 in the state of Nevada. Since inception, the Company has been engaged in organizational efforts. The Registrant was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Registrant’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Registrant will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Allon Messenberg and Yechiel Oirechman, the officers and directors of the Registrant. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

          (a)          Potential for growth, indicated by new technology, anticipated market expansion or new products;

          (b)          Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

          (c)          Strength and diversity of management, either in place or scheduled for recruitment;

          (d)          Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

          (e)          The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

          (f)          The extent to which the business opportunity can be advanced;

          (g)          The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

          (h)          Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Plan of Operation

Over the next 12 months, the Company intends to seek to carry out its business plan as discussed herein. In order to do so, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with compliance with its on-going reporting obligations under the Exchange Act. The Company has limited capital with which to pay these anticipated expenses, and there is substantial doubt about the Company’s ability to continue as a going concern. We believe that we may need additional funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008 reflects cash in the amount of $31, which represents 100% of the Company’s assets. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of the business which may be acquired. Accordingly, following the acquisition of any such business, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired business. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any business or products acquired.

Going Concern Consideration

At September 30, 2008 the Company has a deficit accumulated during the development stage of $12,332, used cash from operations of $9,332 since its inception, and has a working capital deficit of $10,332. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies to invest in. However there is no assurance of additional funding being available.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2008.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Allon Messenberg, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certifications of Allon Messenberg, the President, Chief Executive Officer, Treasurer and Director(attached hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMA ENTERPRISES CORP.

Dated: November 14, 2008	By:	/s/ Allon Messenberg

	Name:	Allon Messenberg
	Title:	President, Chief Executive Officer,
Treasurer and Director
(Principal Executive, Financial and
Accounting Officer)