Form 10-Q
period 2009-03-31
OMA Enterprises Corp.
filed 2009-08-11
CIK 1438575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-53331

OMA ENTERPRISES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0568270
(State of incorporation)
  (IRS Employer ID Number)

OMA Enterprises Corp.
1188 Howe Street
Suite 2605
Vancouver, British Columbia
Canada V6Z 2S8
 (Address of principal executive offices)

Tel: 778 786 0258
 (Issuer's telephone number)

________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 10, 2009, 20,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

TABLE OF CONTENTS

PAGE

BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008	F1

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND
FOR THE PERIOD FEBRUARY 6, 2008 (Inception)
THROUGH MARCH 31, 2008 AND 2009	F2

STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 6, 2008 (Inception)
THROUGH MARCH 31, 2009	F3

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND
FOR THE PERIOD FEBRUARY 6, 2008 (Inception)
THROUGH MARCH 31, 2008 AND 2009	F4

NOTES TO FINANCIAL STATEMENTS	F5 -F 9

OMA ENTERPRISES CORP.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents (Note 2)	$21	$31

Total Current Assets	21	31

TOTAL ASSETS	$21	$31

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$4,500	$3,000
Shareholders' Loan (Note 3)	11,713	11,713

Total Liabilities	16,213	14,713

Stockholders' Deficit:
Common stock (Note 4)	2,000	2,000
Deficit accumulated during development stage	(18,192)	(16,682)

Total Stockholders' Deficit	(16,192)	(14,682)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21	$31

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2009	February 6, 2008 (Inception) through March 31, 2008	February 6, 2008 (Inception) through March 31, 2009

Revenue	$-	$-	$-

Expenses:

General and administrative expenses	1,510	3,072	18,192

Total operating expenses	1,510	3,072	18,192

Net (Loss)	$(1,510)	$(3,072)	$(18,192)

Basic and diluted net loss per share	$(0.00008)	$(0.00015)	$(0.00091)

Weighted average number of common shares outstanding	20,000,000	20,000,000	20,000,000

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 6, 2008 (INCEPTION) THROUGH MARCH 31, 2009
(UNAUDITED)

				ACCUMULATED
				(DEFICIT)
			ADDITIONAL	DURING
	COMMON STOCK		PAID-IN	DEVELOPMENT	STOCKHOLDERS'
	NUMBER OF SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)

Balance at inception	-	$-	$-	$-	$-

Isuance of common stock	2,000,000	2,000	-	-	2,000

Net (loss) - From inception through December 31, 2008	-	-	-	(16,682)	(16,682)

Balance at December 31, 2008	2,000,000	2,000	-	(16,682)	(14,682)

Net loss- three months ended March 31, 2009	-	-	-	(1,510)	(1,510)
Balance March 31, 2009	2,000,000	$2,000	$-	$(18,192)	$(16,192)

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		February 6,2008	February 6,2008
	Three Months	(Inception)	(Inception)
	Ended	through	through
	March 31,	March 31,	March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,510)	$(3,072)	$(18,192)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Increase in accounts payable and accrued expenses	1,500	3,000	4,500

Net cash used in operating activities	(10)	(72)	(13,692)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	2,000	2,000
Proceeds from loan from shareholders	-	100	11,713

Net Cash Provided by Financing Activities	-	2,100	13,713

Net increase in cash and cash equivalents	(10)	2,028	21

Cash and cash equivalents at beginning of period	31	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21	$2,028	$21

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH MARCH 31, 2008
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

Income taxes – Future income taxes are recorded using the asset and liability method whereby future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect of future tax assets and liabilities of a change in tax rate is recognized in income in the period that substantive enactment or enactment occurs. To the extent that the company does not consider it to be more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the net future losses. The Company’s net operating loss carry forward is approximately $18,192 which may be used to reduce future taxable income. The net operating loss carry forward will expire in 2028 if not used prior to that time.

Cash and Cash Equivalents – For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Advertising Costs – The Company expenses advertising costs as incurred. The Company has not incurred advertising costs for the periods under review.

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH MARCH 31, 2008
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

Recent Accounting Pronouncements – In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (Fin 48) which provides clarification related to the process associated with accounting for uncertain tax provisions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Currently this pronouncement has no effect on the financial statements.

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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH MARCH 31, 2008
(UNAUDITED)

2 – SIGNIFICANT ACCOUNTING POLICIES CONT’D

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  The Company plans to adopt this new disclosure in our second quarter 2009 financial statement.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP SFAS 115-2 and SFAS 124-2 if effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.  The Company plans to adopt this new pronouncement effective April 1, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes (I) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (II) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (III) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  This statement if effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Company plans to adopt this new pronouncement effective April 1, 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140.  This statement is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH MARCH 31, 2008
(UNAUDITED)

2 – SIGNIFICANT ACCOUNTING POLICIES CONT’D

involvement in transferred financial assets.  This statement will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is no permitted.  The Company plans to adopt this statement January 1, 2010 and do not expect the adoption to have a material impact on the financial statements.

3 – RELATED PARTY TRANSACTIONS

 As at March 31, 2009 and March 31, 2008 amounts totaling $11,713 and $100 respectively were due to the shareholders for monies used in establishing the Company’s bank account and to cover operating expenses.  These amounts bear no interest and are due on demand.

4 – COMMON AND PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares.  There were no shares issued and outstanding.
The Company is authorized to issue 50,000,000 shares of $0.0001 par value common shares. There were 20,000,000 shares issued and outstanding at March 31, 2009 and 2008.

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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH MARCH 31, 2008
(UNAUDITED)

6 – COMMITMENTS AND CONTINGENCIES (CONT’D)

Facility Leases
The Company does not lease or own any property.

Employment Agreements
The Company does not have any employment agreements in place.

7 – GOING CONCERN

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes the Company, will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the balance sheet does not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2009 the Company has a deficit accumulated during the development stage of $18,192 used cash from operations of $10 and has a working capital deficit of $16,192. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies to invest in. However there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “OMA,” Company,” “we,” “our” or “us” refer to OMA Enterprises Corp. Unless the context otherwise indicates.

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

For a description of such risks and uncertainties refer to our Registration Statement on Form 10-12G, filed with the Securities and Exchange Commission on July 18, 2008. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

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

Plan of Operation

General

During the next 12 months, the Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or promotor of the Company has had any material discussions with any other company with respect to any acquisition of that company.

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

The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company’s proposed business is sometimes referred to as a “blind pool” because any investors will entrust their investment monies to the Company’s management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company’s potential success is heavily dependent on the Company’s management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

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

The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than three hour per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

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

On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company’s officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

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

As part of the Company’s investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company’s then shareholders, including purchasers in this offering.

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

Liquidity and Capital Resources

Our balance sheet as of March 31, 2009 reflects that the Company had $21 in cash. The Company had no revenues and has a deficit accumulated of $18,192 for the three months ended March 31, 2009 and used cash from operations of $10 for the three months ended March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The focus of OMA’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. OMA has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. OMA does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. OMA presently owns no real property and at this time has no intention of acquiring any such property. OMA’s sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statements have been prepared assuming OMA will continue as a going concern. OMA’s recurring losses from operations, stockholders’ deficiency and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes OMA will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for OMA, but cannot assure that such financing will be available on acceptable terms.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. At March 31, 2009 the Company has no revenue and has a deficit accumulated of $18,192, used cash from operations of $10 and has a working capital deficit of $16,192. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies in which to invest.

There can be no assurance that sufficient funds will be generated during the next three months or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.                    Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.

Item 5.                      Other Information.

None

Item 6.                      Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMA ENTERPRISES CORP.

Date: August10, 2009	By:	/s/ Allon Messenberg
Name: Allon Messenberg
Title: President and Chief Executive Officer, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August10, 2009	By:	/s/ Allon Messenberg
Name: Allon Messenberg
Title: President and Chief Executive Officer, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

Date: August10, 2009	By:	/s/ Yechiel Oirechman
Name: Yechiel Oirechman
Title: Director