Form 10-Q
period 2009-06-30
OMA Enterprises Corp.
filed 2009-08-17
CIK 1438575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

As of August 12, 2009, 20,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

TABLE OF CONTENTS

PAGE

BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008	F-1

STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND
FOR THE PERIOD FEBRUARY 6, 2008 (Inception)
THROUGH JUNE 30, 2009	F-2

STATEMENTS OF OPERATIONS (Continued)
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008	F-3

STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 6, 2008 (Inception)
THROUGH JUNE 30, 2009	F-4

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND
FOR THE PERIOD FEBRUARY 6, 2008 (Inception)
THROUGH JUNE 30, 2008 AND 2009	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 - F-10

OMA ENTERPRISES CORP.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$11	$31

Total Current Assets	11	31

TOTAL ASSETS	$11	$31

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,000	$3,000
Shareholders' Loan	14,713	11,713

Total Liabilities	17,713	14,713

Stockholders' Deficit:
Common stock	2,000	2,000
Deficit accumulated during development stage	(19,702)	(16,682)

Total Stockholders' Deficit	(17,702)	(14,682)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11	$31

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months	February 6,	February 6,
	Ended	2008 (Inception)	2008 (Inception)
	June	through	through
	30, 2009	June 30, 2008	June 30, 2009

Revenue	$-	$-	$-

Expenses:

General and administrative expenses	3,020	8,061	19,702

Total operating expenses	3,020	8,061	19,702

Net (Loss)	$(3,020)	$(8,061)	$(19,702)

Basic and diluted net loss per share	$(0.00015)	$(0.00040)	$(0.00099)

Weighted average number of common shares outstanding	20,000,000	20,000,000	20,000,000

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Continued)
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Revenue	$-	$-

Expenses:

General and administrative expenses	3,020	4,989

Total operating expenses	3,020	4,989

Net (Loss)	$(3,020)	$(4,989)

Basic and diluted net loss per share	$(0.00015)	$(0.00025)

Weighted average number of common shares outstanding	20,000,000	20,000,000

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 6, 2008 (INCEPTION) THROUGH JUNE 30, 2009
(UNAUDITED)

				ACCUMULATED
				(DEFICIT)
	COMMON STOCK		ADDITIONAL	DURING	STOCKHOLDERS'
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	DEVELOPMENT STAGE	(DEFICIT)

Balance at inception	-	$-	$-	$-	$-

Isuance of common stock	2,000,000	2,000	-	-	2,000

Net (loss) - From inception
through December 31, 2008	-	-	-	(16,682)	(16,682)

Balance at December 31, 2008	2,000,000	2,000	-	(16,682)	(14,682)

Net loss- six months ended June 30, 2009	-	-	-	(3,020)	(3,020)

Balance June 30, 2009	2,000,000	$2,000	$-	$(19,702)	$(17,702)

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			February 6,2008
			(Inception) through
	Period Ended June 30,		June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,020)	$(8,061)	$(19,702)

Adjustments to reconcile net (loss) to net cash used in
operating activities:

Increase in accounts payable and accrued expenses	-	3,000	3,000

Net cash used in operating activities	(3,020)	(5,061)	(16,702)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	2,000	2,000
Proceeds from loan from shareholders	3,000	3,545	14,713

Net Cash Provided by Financing Activities	3,000	5,545	16,713

Net increase in cash and cash equivalents	(20)	484	11

Cash and cash equivalents at beginning of period	31	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11	$484	$11

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH JUNE 30, 2008
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

Income taxes – Future income taxes are recorded using the asset and liability method whereby future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect of future tax assets and liabilities of a change in tax rate is recognized in income in the period that substantive enactment or enactment occurs. To the extent that the company does not consider it to be more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the net future losses. The Company’s net operating loss carry forward is approximately $19,702 which may be used to reduce future taxable income. The net operating loss carry forward will expire in 2028 if not used prior to that time.

Cash and Cash Equivalents – For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Advertising Costs – The Company expenses advertising costs as incurred. The Company has not incurred advertising costs for the periods under review.

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH JUNE 30, 2008
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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH JUNE 30, 2008
  (UNAUDITED)
2 – SIGNIFICANT ACCOUNTING POLICIES CONT’D

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  The Company adopted this new disclosure in the second quarter 2009 financial statements, with no material effect on the financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP SFAS 115-2 and SFAS 124-2 if effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.  The Company adopted this new pronouncement effective April 1, 2009, with no material effect on the financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes (I) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (II) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (III) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  This statement if effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Company adopted this new pronouncement effective April 1, 2009, with no material effect on the financial statements.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140.  This statement is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH JUNE 30, 2008
  (UNAUDITED)

2 – SIGNIFICANT ACCOUNTING POLICIES CONT’D

involvement in transferred financial assets.  This statement will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The Company plans to adopt this statement January 1, 2010 and do not expect the adoption to have a material impact on the financial statements.

3 – RELATED PARTY TRANSACTIONS

 As at June 30, 2009 and June 30, 2008 amounts totaling $14,713 and $3,545 respectively were due to the shareholders for monies used in establishing the Company’s bank account and to cover operating expenses.  These amounts bear no interest and are due on demand.

4 – COMMON AND PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares.  There were no shares issued and outstanding.
The Company is authorized to issue 50,000,000 shares of $0.0001 par value common shares. There were 20,000,000 shares issued and outstanding at June 30, 2009 and 2008.
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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH JUNE 30, 2008
  (UNAUDITED)
6 – COMMITMENTS AND CONTINGENCIES (CONT’D)

Facility Leases
The Company does not lease or own any property.

Employment Agreements
The Company does not have any employment agreements in place.

7 – GOING CONCERN

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes the Company, will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the balance sheet does not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2009 the Company has a deficit accumulated during the development stage of $19,702 used cash from operations of $3,020 and has a working capital deficit of $17,702. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies to invest in. However there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Quarterly Report is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.

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

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009 reflects that the Company had $11 in cash. The Company had no revenues and had a deficit accumulated during the development stage of $19,702, used cash from operations of $3,020 and had a working capital deficit of $17,702 for the six months ended June 30, 2009.
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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and had a deficit accumulated during the development stage of $19,702, used cash from operations of $3,020 and had a working capital deficit of $17,702 for the six months ended June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2009.

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

OMA ENTERPRISES CORP.

Date: August 12, 2009	By:	/s/ Allon Messenberg
Name: Allon Messenberg
Title: President and Chief Executive Officer, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2009	By:	/s/ Allon Messenberg
Name: Allon Messenberg
Title: President and Chief Executive Officer, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

Date: August 12, 2009	By:	/s/ Yechiel Oirechman
Name: Yechiel Oirechman
Title: Director