Form 10-Q
period 2009-09-30
OMA Enterprises Corp.
filed 2009-11-16
CIK 1438575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

As of November 13, 2009, 20,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

OMA ENTERPRISES CORP.
(A Development Stage Company)
BALANCE SHEETS

	Sep 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,424	$31

Total Current Assets	3,424	31

TOTAL ASSETS	$3,424	$31

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,500	$3,000
Shareholders' Loan	25,813	11,713

Total Liabilities	27,313	14,713

Stockholders' Deficit:
Common stock	2,000	2,000
Deficit accumulated during development stage	(25,889)	(16,682)

Total Stockholders' Deficit	(23,889)	(14,682)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,424	$31

Accompanying notes are part of the the financial statements

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Continued)
(UNAUDITED)

	Thee Months Ended Sep 30, 2009	Thee Months Ended Sep 30, 2009

Revenue	$-	$-

Expenses:

General and administrative expenses	6,187	4,270

Total operating expenses	6,187	4,270

Net (Loss)	$(6,187)	$(4,270)

Basic and diluted net loss per share	$(0.00031)	$(0.00021)

Weighted average number of common shares outstanding	20,000,000	20,000,000

Accompanying notes are part of the the financial statements

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended Sep30, 2009	February 6, 2008 (Inception) through Sep 30, 2008	February 6, 2008 (Inception) through Sep 30, 2009

Revenue	$-	$-	$-

Expenses:

General and administrative expenses	9,207	9,332	25,889

Total operating expenses	9,207	9,332	25,889

Net (Loss)	$(9,207)	$(9,332)	$(25,889)

Basic and diluted net loss per share	$(0.00046)	$(0.00047)	$(0.00129)

Weighted average number of common shares outstanding	20,000,000	20,000,000	20,000,000

Accompanying notes are part of the the financial statements

 OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 6, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

				ACCUMULATED (DEFICIT)
	COMMON STOCK		ADDITIONAL	DURING
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	DEVELOPMENT STAGE	STOCKHOLDERS' (DEFICIT)

Balance at inception	-	$-	$-	$-	$-

Isuance of common stock	2,000,000	2,000	-	-	2,000

Net (loss) - From inception
through December 31, 2008	-	-	-	(16,682)	(16,682)

Balance at December 31, 2008	2,000,000	2,000	-	(16,682)	(14,682)

Net loss- nine months ended September 30, 2009	-	-	-	(9,207)	(9,207)

Balance September 30, 2009	2,000,000	$2,000	$-	$(25,889)	$(23,889)

Accompanying notes are part of the the financial statements

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period	For the Period
	NineMonths	February 6,2008	February 6,2008
	Ended	(Inception )through	(Inception )through
	Sep 30,	Sep 30,	Sep 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,207)	$(12,332)	$(25,889)

Adjustments to reconcile net (loss) to net cash used in
operating activities:

Increase (Decrease) in accounts payable and accrued expenses	(1,500)	3,000	1,500

Net cash used in operating activities	(10,707)	(9,332)	(24,389)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	2,000	2,000
Proceeds from loan from shareholders	14,100	7,363	25,813

Net Cash Provided by Financing Activities	14,100	9,363	27,813

Net increase in cash and cash equivalents	3,393	31	3,424

Cash and cash equivalents at beginning of period	31	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,424	$31	$3,424

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Accompanying notes are part of the the financial statements

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH SEPTEMBER 30, 2008
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

 The Company is still in the development stage as defined in ASC Topic 915.  All activities of the Company to date relate to its organization, initial funding and share issuance.

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

Income taxes – Future income taxes are recorded using the asset and liability method whereby future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect of future tax assets and liabilities of a change in tax rate is recognized in income in the period that substantive enactment or enactment occurs. To the extent that the company does not consider it to be more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the net future losses. The Company’s net operating loss carry forward is approximately $25,889 which may be used to reduce future taxable income. The net operating loss carry forward will expire in 2028 if not used prior to that time.

Cash and Cash Equivalents – For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Advertising Costs – The Company expenses advertising costs as incurred. The Company has not incurred advertising costs for the periods under review.

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH SEPTEMBER 30, 2008
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

Recent Accounting Pronouncements – In June 2009, the FASB issued FASB ASC 105, Generally Accepted Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”).  The codification did not change GAAP but recognizes the literature.  Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ended September 30, 2009.  The adoption of FASB ASC 105 did not impact our financial position or results of operations.

On January 1, 2009, the Company adopted the new provisions of ASC Topic 805 “Business Combinations and Reorganizations” (“ASC Topic 805”). ASC Topic 805 provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred.

On January 1, 2009, the Company adopted the new provisions of ASC Topic 815 “Derivatives and Hedging” (“ASC Topic 815”) relating to disclosures about derivative instruments and hedging activities. The new provisions expand quarterly disclosure requirements about an entity’s derivative instruments and hedging activities, which were effective beginning in the first quarter of 2009. The Company believes that these new provisions will not have a significant impact on its financial statement disclosures.

On January 1, 2009, the Company adopted the new provisions of ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC Topic 350”) relating to the determination of the useful life of intangible assets. This new provision amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, the objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805. ASC Topic 350 applies to all intangible assets, whether acquired in a business combination or otherwise and is applied prospectively to intangible assets acquired after December 15, 2008.

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH SEPTEMBER 30, 2008
 (UNAUDITED)

In June 2009, the FASB issued ASC Topic 855 “Subsequent Events” (“ASC Topic 855”). The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 was adopted on April 5, 2009. The Company evaluated all events or transactions that occurred after October 3, 2009, through November 10, 2009, the date this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. During this period the Company did not have any material recognizable subsequent events that required recognition in our disclosures to the October 3, 2009 financial statements as a result of this subsequent evaluation.

On April 5, 2009, the Company adopted the new provisions of ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”). These new provisions amend ASC Topic 820, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This new provision also provides additional guidance on circumstances that may indicate that a transaction is not orderly, and requires additional disclosures about fair value measurements in annual and interim reporting periods. The adoption of these new provisions did not have a significant impact on the Company’s financial statements.

On April 5, 2009, the Company adopted the new provisions of ASC Topic 825 “Financial Instruments” (“ASC Topic 825”), These new provisions require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of these new provisions did not have a significant impact on the Company’s financial statements.

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

3 – RELATED PARTY TRANSACTIONS

As at September 30, 2009 and September 30, 2008 amounts totaling $25,813 and $7,363 respectively were due to the shareholders for monies used in establishing the Company’s bank account and to cover operating expenses.  These amounts bear no interest and are due on demand.

4 – COMMON AND PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares.  There were no shares issued and outstanding.
The Company is authorized to issue 50,000,000 shares of $0.0001 par value common shares. There were 20,000,000 shares issued and outstanding at September 30, 2009 and 2008.

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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

6 – COMMITMENTS AND CONTINGENCIES (CONT’D)

Facility Leases
The Company does not lease or own any property.

Employment Agreements
The Company does not have any employment agreements in place.

7 – GOING CONCERN

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes the Company, will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the balance sheet does not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2009 the Company has a deficit accumulated during the development stage of $25,889 used cash from operations of $24,389 and has a working capital deficit of $23,889. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies to invest in. However there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Results of Operations For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on July 27, 2009. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company did not generate any revenues for the three (3) months ended September 30, 2009 and 2008. We are not expecting to generate any revenues in the future.

During the three (3) months ended September 30, 2009 and 2008, total operating expenses were $6,187 and $4,270, respectively. The general and administrative expenses were primarily the result of fees for bookkeeping expenses and professional fees associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the three (3) months ended September 30, 2009 and 2008, the net loss was $6,187 and $4,270, respectively.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2009 reflects that the Company had $3,424 in cash as compared to $31 in cash as of December 31. 2008. As of September 30, 2009, the Company had no revenues and had a deficit accumulated during the development stage of $25,889 used cash from operations of $24,389 and had a working capital deficit of $23,889.

As at September 30, 2009 and September 30, 2008 amounts totaling $25,813 and $7,363 respectively were due to the shareholders for monies used in establishing the Company’s bank account and to cover operating expenses.  These amounts bear no interest and are due on demand.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  At September 30, 2009 the Company had a deficit accumulated during the development stage of $25,889, used cash from operations of $24,389 and had a working capital deficit of $23,889. . These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4(T).   Controls and Procedures.

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

None

 Item 3.          Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2009.

Item 5.           Other Information.

None

Item 6.            Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

OMA ENTERPRISES CORP.

Dated: November 13, 2009	By:	/s/Allon Messenberg
Allon Messenberg
President, Chief Executive Officer, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

Dated: November 13, 2009	By:	/s/Yechiel Oirechman
Yechiel Oirechman
Director