Form 10-K
period 2009-12-31
OMA Enterprises Corp.
filed 2010-03-26
CIK 1438575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 0-53331

OMA ENTERPRISES CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0568270
(State of incorporation)	(I.R.S. Employer Identification No.)

OMA Enterprises, Corp.
1188 Howe Street
Suite 2605
Vancouver, British Columbia
Canada V6Z 2S8
__________________________
(Address of principal executive offices)

(778) 786-0258
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was not determinable since the Common Stock was not traded.

The number of shares of the issuer’s common stock issued and outstanding as of March 25, 2010 was 20,000,000 shares.

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

Staffing

As of December 31, 2009, OMA has no permanent staff other than its sole officer and sole director. Our sole officer and sole director have the flexibility to work on OMA up to 10 to 25 hours per week and they are prepared to devote more time to our operations as may be required. Our sole officer and sole director are not being paid at present.

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

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this Item 1A.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Holders

As of March 25, 2010, there were 20,000,000 common shares issued and outstanding, which were held by 2 stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2009.

Item 6.	Selected Financial Data.

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this Item 6.

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

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

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

Liquidity and Capital Resources

Our balance sheet as of December 31, 2009 and 2008 reflect cash assets in the amount of $134 and $31, respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. At December 31, 2009 the Company had a deficit accumulated during the development stage of $34,179, used cash from operations of $17,497 and has a working capital deficit of $32,179.

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

Results of Operations

Years Ended December 31, 2009 and 2008

We have $134 in cash and cash equivalent, and have experienced losses since inception. We did not generate any revenues from operations during the year ended December 31, 2009 and the period from February 6, 2008 (inception) through December 31, 2008. Expenses during the year ended December 31, 2009 were $17,497 for a net loss of $17,497 compared to expenses of $16,682 for a net loss of $16,682 for the year ended December 31, 2008. Expenses for both years consisted entirely of professional, legal and accounting fees relating to our reporting requirements and general and administrative expenses.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Going Concern Consideration

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes the Company, will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the balance sheet does not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2009 the Company has a deficit accumulated during the development stage of $34,179, used cash from operations of $17,497 and has a working capital deficit of $32,179. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies to invest in. However there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Recently Issued Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”).  The codification did not change GAAP but recognizes the literature.  Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ended December 31, 2009.  The adoption of FASB ASC 105 did not impact our financial position or results of operations.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.	Financial Statements.

OMA ENTERPRISES CORP.
(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

For the years ended

DECEMBER 31, 2009 AND DECEMBER 31, 2008

OMA ENTERPRISES CORP.
(A Development Stage Company)
AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND DECEMBER 31, 2008

TABLE OF CONTENTS

PAGE

ACCOUNTANTS REPORT	F1

BALANCE SHEET AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008	F2

STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 AND	F3
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH DECEMBER 31, 2008

STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2009 AND	F4
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH DECEMBER 31, 2008

STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2009 AND	F5
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH DECEMBER 31, 2008

NOTES TO FINANCIAL STATEMENTS	F6-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
OMA Enterprises Corp
1188 Howe St. Suite 2605
Vancouver BC
V6Z 2S8
Canada

We have audited the accompanying balance sheet of OMA Enterprises Corp. (a development stage company) as of December 31, 2009 and December 31, 2008 and the related statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2009 and for the period from February 6, 2008 (date of inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OMA Enterprises Corp. for the year ended December 31, 2009 and December 31, 2008 and for the period February 6, 2008 (date of inception) through December 31, 2008, in conformance with accounting principles generally accepted in the United States of America.

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

FRUMKIN, LUKIN & ZAIDMAN CPAs’, P.C.
Rockville Centre, New York
February 25, 2010

OMA ENTERPRISES CORP.
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2009 and DECEMBER 31, 2008

ASSETS

	December 31, 2009	December 31, 2008
Current Assets:
Cash and cash equivalents (Note 2)	$134	$31

Total Current Assets	134	31

TOTAL ASSETS	$134	$31

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,000	$3,000
Shareholders' Loan (Note 3)	29,313	11,713

Total Liabilities	32,313	14,713

Stockholders' Deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding
Common stock, $0.0001 par value, 500,000,000 shares
authorized; 20,000,000 shares issued and outstanding as of
December 31, 2008	2,000	2,000
Deficit accumluated during development stage	(34,179)	(16,682)

Total Stockholders' Deficit	(32,179)	(14,682)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$134	$31

The accompanying notes should be read in conjunction with the financial statements.

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH DECEMBER 31, 2008

	December 31, 2009	December 31, 2008

Revenue	$-	$-

Expenses:

General and administrative expenses	17,497	16,682

Total operating expenses	17,497	16,682

Net (Loss)	$(17,497)	$(16,682)

Basic and diluted net loss per share	$(0.00087)	$(0.00083)

Weighted average number of common shares outstanding	20,000,000	20,000,000

The accompanying notes should be read in conjunction with the financial statements.

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2009 AND
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH DECEMBER 31, 2009

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED (DEFICIT) DURING DEVELOPMENT	STOCKHOLDERS' (DEFICIT)

Balance at inception	-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000		-	2,000

Net (loss) - From inception
through December 31, 2008	-	-	-	(16,682)	(16,682)

Balance at December 31, 2008	20,000,000	$2,000	$-	$(16,682)	$(14,682)

Net loss - Year ended
December 31, 2009	-	-	-	(17,497)	(17,497)

Balance at December 31, 2009	20,000,000	$2,000	$-	$(34,179)	$(32,179)

The accompanying notes should be read in conjunction with the financial statements.

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH DECEMBER 31, 2008

	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(17,497)	$(16,682)

Adjustments to reconcile net (loss) to net cash used in
operating activities:

Increase in accounts payable and accrued expenses	-	3,000

Net cash used in operating activities	(17,497)	(13,682)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	2,000
Proceeds from loan from shareholders	17,600	11,713

Net Cash Provided by Financing Activities	17,600	13,713

Net increase in cash and cash equivalents	103	31

Cash and cash equivalents at beginning of period	31	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$134	$31

The accompanying notes should be read in conjunction with the financial statements.

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH DECEMBER 31, 2008
  (AUDITED)

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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH DECEMBER 31, 2008
  (AUDITED)

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

Recent Accounting Pronouncements – In June 2009, the FASB issued FASB ASC 105, Generally Accepted Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”).  The codification did not change GAAP but recognizes the literature.  Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ended December 31, 2009.  The adoption of FASB ASC 105 did not impact our financial position or results of operations.

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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH DECEMBER 31, 2008
  (AUDITED)

2 – SIGNIFICANT ACCOUNTING POLICIES CONT’D

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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH DECEMBER 31, 2008
  (AUDITED)

3 – RELATED PARTY TRANSACTIONS

As at December 31, 2009 and December 31, 2008 amounts totaling $29,313 and $11,713 respectively were due to the shareholders for monies used in establishing the Company’s bank account and to cover operating expenses.  These amounts bear no interest and are due on demand.

4 – COMMON AND PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares.  There were no shares issued and outstanding.
The Company is authorized to issue 50,000,000 shares of $0.0001 par value common shares. There were 20,000,000 shares issued and outstanding at December 31, 2009 and 2008.

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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH DECEMBER 31, 2008
  (AUDITED)

6 – COMMITMENTS AND CONTINGENCIES (CONT’D)

Facility Leases
The Company does not lease or own any property.

Employment Agreements
The Company does not have any employment agreements in place.

7 – GOING CONCERN

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes the Company, will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the balance sheet does not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2009 the Company has a deficit accumulated during the development stage of $34,179, used cash from operations of $17,497 and has a working capital deficit of $32,179. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies to invest in. However there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A	Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTOLS

During the year ended December 31, 2009, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

Item 9B.	Other Information.

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2009 has been disclosed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held

Allon Messenberg 1188 Howe Street, Suite 2605 Vancouver, BC, Canada V6Z 2S8	32	President, Chief Executive Officer, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer Principal Accounting Officer
Yechiel Oirechman 2118 West 14th Avenue Vancouver, BC, Canada V6K 2V7	33	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. As of December 31, 2009, our officers and directors were not subject to the provisions of Section 16(a).

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

Summary Compensation

Since our incorporation on February 6, 2008, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Employment Contracts. We have no employment agreements with any of our directors or executive officers.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on February 6, 2008.

Long-Term Incentive Plans. As of December 31, 2009, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-End. Since our incorporation on February 6, 2008, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no long-term equity incentive plans.

Compensation of Directors. Since our incorporation on February 6, 2008, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 25, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 20,000,000 shares of our common stock issued and outstanding as of March 25, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o OMA Enterprises Corp. 1188 Howe Street, Suite 2605, Vancouver, BC, Canada V6Z 2S8.

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

Item 14.	Principal Accounting Fees and Services

Our principal independent accountant is Frumkin, Lukin & Zaidman CPAs’, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008

Audit Fees	$7,500	$6,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2009, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit	Description

3.1	Certificate of Incorporation of Registrant (filed as Exhibit 3.1 to Registration Statement, filed with the Securities and Exchange Commission on July 18, 2008, file no. 000-53331)

3.2	By-Laws of Registrant (filed as Exhibit 3.2 to Registration Statement, filed with the Securities and Exchange Commission on July 18, 2008, file no. 000-53331)

23.1	Consent of Consent of Frumkin, Lukin & Zaidman CPAs’, P.C. (filed herewith).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMA ENTERPRISES, CORP.

Date: March 25, 2010	By:	/s/ Allon Messenberg
Name: Allon Messenberg
Title: President and Chief Executive Officer, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OMA ENTERPRISES, CORP.

Date: March 25, 2010	By:	/s/ Allon Messenberg
Name: Allon Messenberg
Title: President and Chief Executive Officer, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

	By:	/s/ Yechiel Oirechman
Name: Yechiel Oirechman
Title: Director