Form 10-Q
period 2010-03-31
OMA Enterprises Corp.
filed 2010-05-17
CIK 1438575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:000-53331

OMA ENTERPRISES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0568270
(State of incorporation)	(IRS Employer ID Number)

OMA Enterprises Corp.
1188 Howe Street
Suite 2605
Vancouver, British Columbia
Canada V6Z 2S8
 (Address of principal executive offices)

Tel: 604-722-3932
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

As of May 14, 2010, 20,026,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

OMA ENTERPRISES CORP.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 2)	$774	$134

Total Current Assets	774	134

TOTAL ASSETS	$774	$134

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,500	$3,000
Shareholders' Loan (Note 3)	32,313	29,313

Total Liabilities	33,813	32,313

Stockholders' Deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares
authorized; 20,026,000 shares issued and outstanding as of
March 31, 2010	2,003	2,000
Additional Paid-in Capital	647	-
Deficit accumluated during development stage	(35,689)	(34,179)

Total Stockholders' Deficit	(33,039)	(32,179)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$774	$134

See accompanying notes and accountant's report.

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH MARCH 31, 2010
(UNAUDITED)

	COMMON STOCK		ADDITIONAL	ACCUMULATED (DEFICIT)
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	DURING DEVELOPMENT	STOCKHOLDERS' (DEFICIT)

Balance at inception	-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000		-	2,000

Net (loss) - From inception
through December 31, 2008	-	-	-	(16,682)	(16,682)

Balance at December 31, 2008	20,000,000	$2,000	$-	$(16,682)	$(14,682)

Net loss - Year ended
December 31, 2009	-	-	-	(17,497)	(17,497)

Balance at December 31, 2009	20,000,000	$2,000	$-	$(34,179)	$(32,179)

Issuance of common stock	26,000	3	647		650

Net loss - three months ended
March 31, 2010	-	-	-	(1,510)	(1,510)

Balance at March 31, 2010	20,026,000	2,003	647	(35,689)	(33,039)

See accompanying notes and accountant's report.

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			February 6, 2008 (Inception) through March 31, 2010
	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,510)	$(1,510)	$(35,689)

Adjustments to reconcile net (loss) to net cash used in
operating activities:

Increase (Decrease) in accounts payable
and accrued expenses	(1,500)	1,500	1,500

Net cash used in operating activities	(3,010)	(10)	(34,189)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	650	-	2,650
Proceeds from loan from shareholders	3,000	-	32,313

Net Cash Provided by Financing Activities	3,650	-	34,963

Net increase in cash and cash equivalents	640	(10)	774

Cash and cash equivalents at beginning of period	134	31	-

CASH AND CASH EQUIVALENTS
AT END OF PERIOD:	$774	$21	$774

See accompanying notes and accountant's report.

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND FEBRUARY 6, 2008 (Inception) THROUG MARCH 31, 2009
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

Income taxes – Future income taxes are recorded using the asset and liability method whereby future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect of future tax assets and liabilities of a change in tax rate is recognized in income in the period that substantive enactment or enactment occurs. To the extent that the company does not consider it to be more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the net future losses. The Company’s net operating loss carry forward is approximately $34,179 which may be used to reduce future taxable income. The net operating loss carry forward will expire in 2028 if not used prior to that time.

Cash and Cash Equivalents – For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Advertising Costs – The Company expenses advertising costs as incurred. The Company has not incurred advertising costs for the periods under review.

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND FEBRUARY 6, 2008 (Inception) THROUGH MARCH 31, 2009
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

Recent Accounting Pronouncements –  In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”).  The codification did not change GAAP but recognizes the literature.  Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ended March 31, 2010.  The adoption of FASB ASC 105 did not impact our financial position or results of operations.

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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND FEBRUARY 6, 2008 (Inception) THROUGH MARCH 31, 2009
  (UNAUDITED)

2 – SIGNIFICANT ACCOUNTING POLICIES CONT’D

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

In June 2009, the FASB issued ASC Topic 855 “Subsequent Events” (“ASC Topic 855”). The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 was adopted on April 5, 2009. The Company evaluated all events or transactions that occurred after March 31, 2010, through May 14, 2010, the date this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. During this period the Company did not have any material recognizable subsequent events that required recognition in our disclosures to the May 14, 2010 financial statements as a result of this subsequent evaluation.

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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND FEBRUARY 6, 2008 (Inception) THROUGH MARCH 31, 2009
  (UNAUDITED)

2 – SIGNIFICANT ACCOUNTING POLICIES CONT’D

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

3 – RELATED PARTY TRANSACTIONS

As at March 31, 2010 and March 31, 2009 amounts totaling $32,313 and $11,713 respectively were due to the shareholders for monies used in establishing the Company’s bank account and to cover operating expenses.  These amounts bear no interest and are due on demand.

4 – COMMON AND PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares.  There were no shares issued and outstanding.

The Company is authorized to issue 50,000,000 shares of $0.0001 par value common shares. There were 20,026,000 shares issued and outstanding at March 31, 2010.

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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND FEBRUARY 6, 2008 (Inception) THROUGH MARCH 31, 2009
  (UNAUDITED)

6 – COMMITMENTS AND CONTINGENCIES (CONT’D)

Facility Leases
The Company does not lease or own any property.

Employment Agreements
The Company does not have any employment agreements in place.

7 – GOING CONCERN

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes the Company, will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the balance sheet does not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2010 the Company has a deficit accumulated during the development stage of $35,689, used cash from operations of $34,189 and has a working capital deficit of $33,039. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies to invest in. However there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Item 2.       Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “OMA,” the “Company,” “we,” “our” or “us” refer to OMA Enterprises Corp. Unless the context otherwise indicates.

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

The address of our principal executive office is c/o Allon Messenberg, 1188 Howe Street, Suite 2605, Vancouver, British Columbia, Canada V6Z 2S8. Our telephone number is (604) 722-3932. Our website is http://www.omaenterprises.com.

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

As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company’s Common Stock. The Company’s funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management’s decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor in their decision to enter a specific transaction.

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

The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than three hours per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

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

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then shareholders, including purchasers in this offering.

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

Results of Operations For the fiscal quarter ended March 31, 2010 compared to the fiscal quarter ended March 31, 2009

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 26, 2010, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company did not generate any revenues for the fiscal quarter ended March 31, 2010 and 2009. We are not expecting to generate any revenues in the future.

Operating Expenses

Total operating expenses was $1,510 during each of the fiscal quarters ended March 31, 2010 and 2009, which were primarily the result of professional fees associated with fulfilling the Company’s SEC reporting requirements.

Net loss

The net loss was $1,510 during each of the fiscal quarters ended March 31, 2010 and 2009, and a net loss of $35,689 for the period February 6, 2008 (inception) to March 31, 2010.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2010 reflects that the Company had $774 in cash. The Company had no revenues and has a deficit accumulated during the development stage of $35,689, used cash from operations of $34,189 and has a working capital deficit of $33,039.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”).  The codification did not change GAAP but recognizes the literature.  Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ended March 31, 2010.  The adoption of FASB ASC 105 did not impact our financial position or results of operations.

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

In June 2009, the FASB issued ASC Topic 855 “Subsequent Events” (“ASC Topic 855”). The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 was adopted on April 5, 2009. The Company evaluated all events or transactions that occurred after March 31, 2010, through May 14, 2010, the date this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. During this period the Company did not have any material recognizable subsequent events that required recognition in our disclosures to the May 14, 2010 financial statements as a result of this subsequent evaluation.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. At March 31, 2010 the Company has a deficit accumulated during the development stage of $35,689, used cash from operations of $34,189 and has a working capital deficit of $33,039. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies in which to invest.

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

Item 4T.    Controls and Procedures.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In January 2010, the “Company commenced its offering of up to a maximum of 400,000 shares of common stock at a purchase price of $0.025 per share.  On January 25, 2010, the Company sold an aggregate of 26,000 shares to two (2) non US persons, in consideration for the aggregate purchase price of $650. These transactions were conducted in reliance upon an exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

Use of Proceeds

The proceeds from the sale of 26,000 shares of the Company’s common stock will be used for working capital purposes.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2010.

Item 5.        Other Information.

None

Item 6.        Exhibits

Exhibit No.	Description
10.1	Form of Regulation S Subscription Agreement

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMA ENTERPRISES CORP.

Dated: May 17, 2010	By:	/s/ Allon Messenberg
Name: Allon Messenberg
Title: President, Chief Executive Officer,Treasurer, and Secretary (Principal Executive, Financial and Accounting Officer)

Dated: May 17, 2010	By:	/s/ Yechiel Oirechman
Name: Yechiel Oirechman
Title: Director