Form 10-Q
period 2010-06-30
OMA Enterprises Corp.
filed 2010-08-13
CIK 1438575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:000-53331

OMA ENTERPRISES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	98-0568270 (IRS Employer ID Number)

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

As of August 11, 2010, 20,038,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

OMA ENTERPRISES CORP.
(A Development Stage Company)
FINANCIAL STATEMENTS
JUNE 30, 2010 AND JUNE 30, 2009
(UNAUDITED)

TABLE OF CONTENTS

PAGE

ACCOUNTANTS REPORT

BALANCE SHEET
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009	F1

STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FEBRUARY 6, 2008 (Inception)
THROUGH JUNE 30, 2010	F2

STATEMENTS OF OPERATIONS (Continued)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009	F3

STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 6, 2008 (Inception)
THROUGH JUNE 30, 2010	F4

STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FEBRUARY 6, 2008 (Inception)
THROUGH JUNE 30, 2010	F5

NOTES TO FINANCIAL STATEMENTS	F6 - F10

OMA ENTERPRISES CORP.
(A Development Stage Company)
BALANCE SHEET

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 2)	$632	$134

Total Current Assets	632	134

TOTAL ASSETS	$632	$134

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,500	$3,000
Shareholders' Loan (Note 3)	34,313	29,313

Total Liabilities	35,813	32,313

Stockholders' Deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized;
20,038,000 shares issued and outstanding as of
June 30, 2010	2,004	2,000
Additional Paid-in Capital	946	-
Deficit accumluated during development stage	(38,131)	(34,179)

Total Stockholders' Deficit	(35,181)	(32,179)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$632	$134

See accompanying notes and accountant's report.

- F1 -

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	February 6, 2008 (Inception) through June 30, 2010

Revenue	$-	$-

Expenses:

General and administrative expenses	3,952	3,020	38,131

Total operating expenses	3,952	3,020	38,131

Net (Loss)	$(3,952)	$(3,020)	$(38,131)

Basic and diluted net loss per share	$(0.00020)	$(0.00015)	$(0.00190)

Weighted average number of common shares outstanding	20,024,467	20,000,000	20,024,467

See accompanying notes and accountant's report.

- F2 -

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Continued)
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Revenue	$-	$-

Expenses:

General and administrative expenses	2,442	3,020

Total operating expenses	2,442	3,020

Net (Loss)	$(2,442)	$(3,020)

Basic and diluted net loss per share	$(0.00012)	$(0.00015)

Weighted average number of common shares outstanding	20,036,179	20,000,000

See accompanying notes and accountant's report.

- F3 -

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 6, 2008 (Inception) THROUGH JUNE 30, 2010
(UNAUDITED)

	COMMON STOCK
	NUMBER OF SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED (DEFICIT) DURING DEVELOPMENT	STOCKHOLDERS' (DEFICIT)

Balance at inception	-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000		-	2,000

Net (loss) - From inception
through December 31, 2008	-	-	-	(16,682)	(16,682)

Balance at December 31, 2008	20,000,000	$2,000	$-	$(16,682)	$(14,682)

Net (loss) - Year ended
December 31, 2009	-	-	-	(17,497)	(17,497)

Balance at December 31, 2009	20,000,000	$2,000	$-	$(34,179)	$(32,179)

Issuance of common stock	38,000	4	946		950

Net (loss) - six months ended
June 30, 2010	-	-	-	(3,952)	(3,952)

Balance at June 30, 2010	20,038,000	2,004	946	(38,131)	(35,181)

See accompanying notes and accountant's report.

- F4 -

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	February 6, 2008 (Inception) through June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,442)	$(1,510)	$(3,952)	$(3,020)	$(38,131)

Adjustments to reconcile net (loss) to net cash used in
operating activities:

Increase (Decrease) in accounts payable
and accrued expenses	-	(1,500)	(1,500)	-	1,500

Net cash used in operating activities	(2,442)	(3,010)	(5,452)	(3,020)	(36,631)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	300	-	950	-	2,950
Proceeds from loan from shareholders	2,000	3,000	5,000	3,000	34,313

Net Cash Provided by Financing Activities	2,300	3,000	5,950	3,000	37,263

Net increase in cash and cash equivalents	(142)	(10)	498	(20)	632

Cash and cash equivalents at beginning of period	774	21	134	31	-

CASH AND CASH EQUIVALENTS
AT END OF PERIOD:	$632	$11	$632	$11	$632

See accompanying notes and accountant's report.

- F5 -

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND FEBRUARY 6, 2008 (Inception)
THROUG JUNE 30, 2009
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

Income taxes – Future income taxes are recorded using the asset and liability method whereby future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect of future tax assets and liabilities of a change in tax rate is recognized in income in the period that substantive enactment or enactment occurs. To the extent that the company does not consider it to be more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the net future losses. The Company’s net operating loss carry forward is approximately $38,131 which may be used to reduce future taxable income. The net operating loss carry forward will expire in 2028 if not used prior to that time.

Cash and Cash Equivalents – For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Advertising Costs – The Company expenses advertising costs as incurred. The Company has not incurred advertising costs for the periods under review.

- F6 -

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND FEBRUARY 6, 2008 (Inception)
THROUG JUNE 30, 2009
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

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”).  The codification did not change GAAP but recognizes the literature.  Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ended June 30, 2010.  The adoption of FASB ASC 105 did not impact our financial position or results of operations.

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

- F7 -

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND FEBRUARY 6, 2008 (Inception)
THROUG JUNE 30, 2009
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

In June 2009, the FASB issued ASC Topic 855 “Subsequent Events” (“ASC Topic 855”). The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 was adopted on April 5, 2009. The Company evaluated all events or transactions that occurred after June 30, 2010, through August 4, 2010, the date this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. During this period the Company did not have any material recognizable subsequent events that required recognition in our disclosures to the August 4, 2010 financial statements as a result of this subsequent evaluation.

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

- F8 -

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND FEBRUARY 6, 2008 (Inception)
THROUG JUNE 30, 2009
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

3 – RELATED PARTY TRANSACTIONS

As at June 30, 2010 and June 30, 2009 amounts totaling $34,313 and $14,713 respectively were due to the shareholders for monies used in establishing the Company’s bank account and to cover operating expenses.  These amounts bear no interest and are due on demand.

4 – COMMON AND PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares.  There were no shares issued and outstanding.
The Company is authorized to issue 50,000,000 shares of $0.0001 par value common shares. There were 20,038,000 shares issued and outstanding at June 30, 2010.

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

- F9 -

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND FEBRUARY 6, 2008 (Inception)
THROUG JUNE 30, 2009
(UNAUDITED)

6 – COMMITMENTS AND CONTINGENCIES (CONT’D)

Facility Leases
The Company does not lease or own any property.

Employment Agreements
The Company does not have any employment agreements in place.

7 – GOING CONCERN

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes the Company, will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the balance sheet does not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2010 the Company has a deficit accumulated during the development stage of $38,131, used cash from operations of $36,631 and has a working capital deficit of $35,181. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies to invest in. However there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

- F10 -

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Results of Operations For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended June 30, 2010 and 2009.

Total operating expenses

During the three (3) months ended June 30, 2010 and 2009, total operating expenses were $2,442 and $3,020, respectively, which were primarily the result of fees for bookkeeping, professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the three (3) months ended June 30, 2010 and 2009, the net loss was $2,442 and $3,020, respectively, and $38,131 for the period from February 6, 2008 (inception) to June 30, 2010.

Results of Operations For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues

The Company did not generate any revenues for the six (6) months ended June 30, 2010 and 2009.

Total operating expenses

During the six (6) months ended June 30, 2010 and 2009, total operating expenses were $3,952 and $3,020, respectively, which were primarily the result of fees for bookkeeping, professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the six (6) months ended June 30, 2010 and 2009, the net loss was $3,952 and $3,020, respectively, and $38,131 for the period from February 6, 2008 (inception) to June 30, 2010.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2010 reflects that the Company had $631 in cash. At June 30, 2010 the Company has a deficit accumulated during the development stage of $38,131, used cash from operations of $36,631 and has a working capital deficit of $35,181.

In May 2010, the Company sold a total of 12,000 shares of common stock to six (6) non US persons in consideration for the aggregate purchase price of $300.

As at June 30, 2010 and June 30, 2009 amounts totaling $34,313 and $14,713 respectively were due to the shareholders for monies used in establishing the Company’s bank account and to cover operating expenses.  These amounts bear no interest and are due on demand.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. At June 30, 2010 the Company has a deficit accumulated during the development stage of $38,131, used cash from operations of $36,631 and has a working capital deficit of $35,181. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies in which to invest.

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

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”).  The codification did not change GAAP but recognizes the literature.  Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ended June 30, 2010.  The adoption of FASB ASC 105 did not impact our financial position or results of operations.

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

In June 2009, the FASB issued ASC Topic 855 “Subsequent Events” (“ASC Topic 855”). The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 was adopted on April 5, 2009. The Company evaluated all events or transactions that occurred after June 30, 2010, through August 4, 2010, the date this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. During this period the Company did not have any material recognizable subsequent events that required recognition in our disclosures to the August 4, 2010 financial statements as a result of this subsequent evaluation.

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

In May 2010, the Company sold a total of 12,000 shares of common stock to six (6) non US persons in consideration for the aggregate purchase price of $300.

These transactions were conducted in reliance upon an exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

Use of Proceeds

The proceeds from the sale of 38,000 shares of the Company’s common stock will be used for working capital purposes.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.                           Defaults Upon Senior Securities.

None.

Item 4.                          Removed and Reserved

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

OMA ENTERPRISES CORP.

Dated: August 12, 2010	By:	/s/ Allon Messenberg
	Name:	Allon Messenberg
	Title :	President, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Dated: August 12, 2010	By:	/s/ Yechiel Oirechman
	Name:	Yechiel Oirechman
	Title :	Director