Form 10-Q
period 2010-09-30
OMA Enterprises Corp.
filed 2010-12-06
CIK 1438575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53331

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, everyInteractive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐

As of November 22, 2010, 20,038,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

OMA ENTERPRISES CORP.
(A Development Stage Company)
BALANCE SHEETS

	Sep 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$1	$134

Total Current Assets	1	134

TOTAL ASSETS	$1	$134

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,500	$3,000
Shareholders' Loan	36,275	29,313

Total Liabilities	37,775	32,313

Stockholders' Deficit:
Common stock	2,004	2,000
	932
Deficit accumulated during development stage	(40,710)	(34,179)

Total Stockholders' Deficit	(37,774)	(32,179)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1	$134

The accompanying notes are an integral part of these unaudited financial statements

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Continued)
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	Sep 30,	Sep 30,
	2010	2009

Revenue	$-	$-

Expenses:

General and administrative expenses	2,593	7,687

Total operating expenses	2,593	7,687

Net (Loss)	$(2,593)	$(7,687)

Basic and diluted net loss per share	$(0.00013)	$(0.00038)

Weighted average number of common shares outstanding	20,038,000	20,000,000

The accompanying notes are an integral part of these unaudited financial statements

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended Sep 30, 2010	Nine Months Ended Sep 30, 2009	February 6, 2008 (Inception) through Sep 30, 2010

Revenue	$-	$-	$-

Expenses:

General and administrative expenses	6,531	10,707	40,710

Total operating expenses	6,531	10,707	40,710

Net (Loss)	$(6,531)	$(10,707)	$(40,710)

Basic and diluted net loss per share	$(0.00033)	$(0.00054)	$(0.00203)

Weighted average number of common shares outstanding	20,031,000	20,000,000	20,031,000

The accompanying notes are an integral part of these unaudited financial statements

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FEBRUARY 6, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

				ACCUMULATED
				(DEFICIT)
	COMMON STOCK		ADDITIONAL	DURING
	NUMBER OF SHARES	AMOUNT	PAID-IN CAPITAL	DEVELOPMENT STAGE	STOCKHOLDERS' (DEFICIT)

Balance at inception	-	$-	$-	$-	$-

Isuance of common stock	20,000,000	2,000	-	-	2,000

Net (loss) - From inception
through December 31, 2008	-	-	-	(16,682)	(16,682)

Balance at December 31, 2008	20,000,000	2,000	-	(16,682)	(14,682)

Year ended December 31, 2009	-	-	-	(17,497)	(17,497)

Balance Deceember 31, 2009	20,000,000	2,000	-	(34,179)	(32,179)

Isuance of common stock	38,000	4	932		936

Net (Loss) - Nine months ended
September 31, 2010		-	-	(6,531)	(6,531)

Balance September 31, 2010	$20,038,000	$2,000	$932	$(40,710)	$(37,774)

The accompanying notes are an integral part of these unaudited financial statements

OMA ENTERPRISES CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
			For the Period
			February 6,2008
	NineMonths Ended	NineMonths Ended	(Inception ) through
	Sep 30,	Sep 30,	Sep 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,531)	$(10,707)	$(40,710)

Adjustments to reconcile net (loss) to net cash used in
operating activities:

Increase (Decrease) in accounts payable and accrued expenses	(1,500)	-	1,500

Net cash used in operating activities	(8,031)	(10,707)	(39,210)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	936	-	2,936
Proceeds from loan from shareholders	6,962	14,100	36,275

Net Cash Provided by Financing Activities	7,898	14,100	39,211

Net increase in cash and cash equivalents	(133)	3,393	1

Cash and cash equivalents at beginning of period	134	31	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1	$3,424	$1

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND
SEPTEMBER 30, 2010
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

Income taxes – Future income taxes are recorded using the asset and liability method whereby future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect of future tax assets and liabilities of a change in tax rate is recognized in income in the period that substantive enactment or enactment occurs. To the extent that the company does not consider it to be more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the net future losses. The Company’s net operating loss carry forward is approximately $40,710 which may be used to reduce future taxable income. The net operating loss carry forward will expire in 2028 if not used prior to that time.

Cash and Cash Equivalents – For the purpose of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Advertising Costs – The Company expenses advertising costs as incurred. The Company has not incurred advertising costs for the periods under review.

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND
SEPTEMBER 30, 2010
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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND
SEPTEMBER 30, 2010
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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND
SEPTEMBER 30, 2010
(UNAUDITED)

3 – RELATED PARTY TRANSACTIONS

 As of September 30, 2010 and September 30, 2009 amounts totaling $36,275 and $25,813 respectively were due to the shareholders for monies used in establishing the Company’s bank account and to cover operating expenses. These amounts bear no interest and are due on demand.

4 – COMMON AND PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred shares.  There were no shares issued and outstanding.
The Company is authorized to issue 50,000,000 shares of $0.0001 par value common shares. There were 20,038,000 shares issued and outstanding at September 30, 2010 and 20,000,000 shares issued and outstanding at September 30, 2009.

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

OMA ENTERPRISES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND
SEPTEMBER 30, 2010
(UNAUDITED)

6 – COMMITMENTS AND CONTINGENCIES (CONT’D)

Facility Leases
The Company does not lease or own any property.

Employment Agreements
The Company does not have any employment agreements in place.

7 – GOING CONCERN

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes the Company, will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and the balance sheet does not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2010 the Company has a deficit accumulated during the development stage of $40,719 used cash from operations of $39,210 and has a working capital deficit of $37,774. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies to invest in. However there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “OMA,” the “Company,” “we,” “our” or “us” refer to OMA Enterprises Corp., unless the context otherwise indicates.

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

Results of Operations

Results of Operations For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended September 30, 2010 and 2009.

Total operating expenses

During the three (3) months ended September 30, 2010 and 2009, total operating expenses were $2,593 and $7,687, respectively, which were primarily the result of fees for bookkeeping, professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the three (3) months ended September 30, 2010 and 2009, the net loss was $2,593 and $7,687, respectively.

Results of Operations For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues

The Company did not generate any revenues for the nine (9) months ended September 30, 2010 and 2009.

Total operating expenses

During the nine (9) months ended September 30, 2010 and 2009, total operating expenses were $6,531 and $10,707 respectively, which were primarily the result of fees for bookkeeping, professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the nine (9) months ended September 30, 2010 and 2009, the net loss was $6,531 and $10,707, respectively, and $40,710 for the period from February 6, 2008 (inception) to September 30, 2010.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2010 reflects that the Company had $1 in cash. At September 30, 2010 the Company has a deficit accumulated during the development stage of $40,719, used cash from operations of $39,210 and has a working capital deficit of $37,774.

As of September 30, 2010 and September 30, 2009 amounts totaling $36,275 and $25,813 respectively were due to the shareholders for monies used in establishing the Company’s bank account and to cover operating expenses.  These amounts bear no interest and are due on demand.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. At September 30, 2010 the Company has a deficit accumulated during the development stage of $40,719 used cash from operations of $39,210 and has a working capital deficit of $37,774. The Company’s ability to continue as a going concern is dependent on the raising of equity financing and finding suitable companies to invest in. However there is no assurance of additional funding being available. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

None

Use of Proceeds

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Removed and Reserved

Item 5.         Other Information.

None.

Item 6.         Exhibits

Exhibit No.	Description
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMA ENTERPRISES CORP.

Dated: December 6, 2010	By:	/s/ Allon Messenberg
	Name:	Allon Messenberg
	Title :	President, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Dated: December 6, 2010	By:	/s/ Yechiel Oirechman
	Name:	Yechiel Oirechman
	Title :	Director